Form 10-K
period 2005-12-31
C-BASS 2004-CB8 TRUST
filed 2006-03-30
CIK 1313763

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __


                       Commission File Number 333-112231-38

                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
                                 2004-CB8 Trust
         C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB8
             (Exact name of registrant as specified in its charter)


       Delaware                                           13-5674085
 State or other jurisdiction of                         (IRS Employer
 incorporation or organization                          Identification No.)

World Financial Ctr N Tower
250 Vesey St 10th Floor
New York, New York                                         10281-1310
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code : (203) 625-2700


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, the Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently, there is no established secondary market for the Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 75 based on records provided by DTC.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Registered Public Accounting Firm's Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

         Annual Servicer's Statement of Compliance, filed as Exhibit 99.2 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 MERRILL LYNCH MORTGAGE INVESTORS, INC.
                 2004-CB8 Trust
                 C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB8

                 By: LITTON LOAN SERVICING LP, as Servicer


                 By: /s/ Larry B. Litton, Jr.
                     -----------------------------------------
               Name: Larry B. Litton, Jr.
              Title: President and Chief Executive Officer
               Date: March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX


Exhibit Description

31.1    Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Registered Public Accounting Firm's Servicing Report with Management Assertion

        Litton Loan Servicing LP

99.2    Annual Statement as to Compliance

        Litton Loan Servicing LP

                                  EXHIBIT 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                                 2004-CB8 TRUST,
        C-BASS MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2004-CB8


     I, Larry B. Litton, Jr., President and Chief Executive Officer of Litton Loan Servicing LP, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing a copy of the monthly statement to certificateholders set forth in Section 4.06 of the Pooling and Servicing Agreement, dated as of December 31, 2004 (the "Agreement"), among Asset Backed Funding Corporation, as depositor (the "Depositor"), Credit-Based Asset Servicing and Securitization LLC, as seller (the "Seller"), Litton Loan Servicing LP, as servicer (the
          "Servicer"), and JPMorgan Chase Bank, N.A., as trustee (the "Trustee"), filed in respect of periods included in the year covered by this annual report, of the 2004-CB8 Trust (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Trustee by the Servicer under the Agreement is included in these reports;

     4. I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon the review required under that Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under that Agreement; and

     5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports.

     6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
          JPMorgan Chase Bank, N.A.

                        LITTON LOAN SERVICING LP

                        By:  /s/ Larry B. Litton, Jr.
                            -----------------------------------------
                            Larry B. Litton, Jr.
                            President and Chief Executive Officer

                      Date: March 29, 2006

                                  EXHIBIT 99.1
     Annual Independent Registered Public Accounting Firm's Servicing Report
                            with Management Assertion



                                                     Deloitte & Touche LLP
                                                     Suite 2300
                                                     333 Clay Street
                                                     Houston, Texas  77002-4196
                                                     USA
                                                     Tel +1 713 982 2000
                                                     Fax +1 713 982 2001
                                                     www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Partners of Litton Loan Servicing LP:

     We have examined management's assertion that Litton Loan Servicing LP (the Company) has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 7, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with its minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
------------------------

February 7, 2006

LITTON LOAN SERVICING L.P.

APPENDIX I - MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS
-------------------------------------------------------------------------------

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five(45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                                         4828 Loop Central Drive
LITTON LOAN SERVICING                                      Houston, Texas  77081
                                                        Telephone 1-800-999-8501
                                                                Fax 713-966-8830
                                                              www.littonloan.com


February 7, 2006


MANAGEMENT ASSERTION REPORT

As of and for the year ended December 31, 2005, Litton Loan Servicing LP (the Company) has complied, in all material respects, with the Company's minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $50,000,000.



/s/ Larry B. Litton, Jr.
-----------------------------------------
Larry B. Litton, Jr.
President & CEO


/s/ Elizabeth Folk
------------------------------------------
Elizabeth Folk
Senior Vice President and
Chief Financial Officer

                                  EXHIBIT 99.2
                        ANNUAL STATEMENT AS TO COMPLIANCE
                                 --------------

                            LITTON LOAN SERVICING LP
                             An affiliate of C-BASS
-------------------------------------------------------------------------------
4828 Loop Central Drive                                Telephone (713) 966-8801
Houston, Texas  77081                                        Fax (713) 960-0539


February 23, 2006

Institutional Trust Services
JPMorgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004

RE: 2004-CB8 Trust, C-BASS Mortgage Loan Asset-Backed Certificates,
    Series 2004-CB8

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2005.


Sincerely,


/s/ Janice McClure                            /s/  Ann Kelley
---------------------                        -----------------------
Janice McClure                               Ann Kelley
Senior Vice President                        Secretary